Form 10-Q
period 2008-08-31
Zuma360 Software Inc
filed 2008-10-15
CIK 1422175

Registration No. 333-149710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended  August 31, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

ZUMA360 SOFTWARE, INC.
(Name of Issuer in Its Charter)

Delaware	7372	26020212
State of Jurisdiction or Organization	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

6911 Hayvenhurst Avenue, Suite 101
Van Nuys, California 91406
(323) 654-0886

(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

Srini Vasan, CEO
Zuma360 Software, Inc.
6911 Hayvenhurst Avenue, Suite 101
Van Nuys, CA 91406
(323) 654-0886

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes____  No xxx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes____  No xxx

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Number of shares of Common Stock Outstanding as of August 31, 2008 is 18,225,814.

Item 4 Controls and Procedures	17

Part II Other Information	17

EXHIBIT INDEX	17

Part 1. Financial Information

Item 1. Financial Statements
ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited) August 31, 2008	November 30, 2007
ASSETS:
Current Assets:
Cash	$10,827	$5,766
Prepaid Expenses	0	2,500

Total Current Assets	10,827	8,266

Total Assets	$10,827	$8,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)

Current Liabilities:

Due to Officer	$69,785	$11,785
Accrued
Expenses	129,695	63,750

Total Current
Liabilities	199,480	75,535

Stockholders’ Equity (Deficit)
Preferred Stock, Par Value .00001, Authorized 25,000,000 shares, No shares issued at August 31, 2008 and November 30, 2007
Common Stock, Par Value .00001,
Authorized 75,000,000 shares,
Issued 18,225,814 shares, at August 31, 2008 and November 30, 2007	182	182
Paid In Capital	202,617	202,617
Retained Deficit Since Inception	(391,452)	(270,068)

Total Stockholders’ Equity (Deficit)	(188,653)	(67,269)

Total Liabilities and Stockholders’ Equity	$10,827	$8,266

The accompanying notes to financial statements are an integral part of these financial statements

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Month Ended August 31,2008	(Unaudited) For the Nine Month Ended August 31,2008	Cumulative From April 11, 2007 Inception of development stage
Revenues:	$—	$—	$—

Expenses:
Salaries	25,500	76,500	140,250
Compensation expense of stock and stock options	—	—	202,799
General and administrative	17,278	44,884	48,403

Net loss from operations	42,778	121,384	391,452

Basic & Diluted Earnings Per Share	$(0.00)	$(0.02)

Weighted Average Shares	18.225,814	18.225,814

The accompanying notes to financial statements are an integral part of these statements.

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM APRIL 11, 2007 (INCEPTION) TO August 31, 2008

					Paid-In Capital	Cumulative From 11-Apr-07 Inception of development stage

	Preferred		Common
	Shares	Par Value	Shares	Par Value
Balance at April 11, 2007 (inception)	—	$—	—	$—	$—	$—
April 2007, common stock issued for services	—	—	17,355,814	173	4,827	—
November 2007, common stock issued for services	—	—	870,000	9	43,491	—
Stock option valuation	—	—	—	—	154,299	—
Net loss	—	—	—	—	—	(270,068)

Balance at November 30, 2007	—	—	18,225,814	182	202,617	(270,068)
Net loss	—	—	—	—	—	(121,384)

Balance at August 31, 2008 (Unaudited)	—	$—	18,225,814	$182	$202,617	$(391,452)

The accompanying notes to financial statements are an integral part of these statements.

ZUMA360 SOFTWARE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the Period Nine Months Ended Aug 31, 2008	Cumulative From April 11, 2007 Inception of development stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,384)	$(391,452)
Adjustments used to reconcile net loss to cash used in operating activities:
Compensation expense of stock and stock options issued for services	—	202,799
Changes in operating assets and liabilities:
Increase in prepaid expenses	2500	0
Increase in accrued expenses	65,945	129,695

Net cash used in operating activities	(52,939)	(58,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officers advances	58,000	69,785

Net cash provided by financing activities	58,000	69,785

Net increase (decrease) in cash and cash equivalents	5,061	10,827
Cash and cash equivalents, at beginning of period	5,766	—

Cash and cash equivalents, at end of period	$10,827	$10,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes to financial statements are an integral part of these financial statements

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

                The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

                Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company is a development stage company, and has no source of revenues from inception thru August 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                The unaudited financial statements as of August 31, 2008 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Description of the Company

                Zuma360 Software, Inc. (“Zuma”) was incorporated on April 11, 2007 under the laws of the state of Delaware. The Company is engaged in the business of providing a comprehensive suite of state-of-the-art real time 3D animation software (the “Zuma Suite”) addressed to four main markets. These markets are: 3D music visualization, 3D interactive advertising, synchronized 3D multimedia entertainment and 3D gaming experiences. As of August 31, 2008, the Company is in the development stage and has not commenced planned principal operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                This summary of accounting policies for Zuma360 Software, Inc. (a development stage company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Concentration of Credit Risk

                The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

                The carrying value of the Company’s financial instruments, including prepaid expenses, accounts payable and accrued liabilities as of August 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

Earnings (Loss) Per Share

                Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the year. The effect of outstanding common stock equivalents would be anti-dilutive for the period ending August 31, 2008 and are thus not considered. At August 31, 2008 there were 1,644,051 outstanding common stock equivalents respectively.

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Pervasiveness of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive income

                The Company has adopted SFAS No. 130, “Reporting for Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Operations. Comprehensive income is comprised of net income (Loss) and all changes to capital deficit except those resulting from investments by owners and distributions to owners.

Stock Options

             The Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “ Share-Based Payment” (“SFAS 123(R)”). In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “ Share-Based Payment ” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

             The Black-Scholes option-pricing model will be used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

             Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.

Income Taxes

                The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

                In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments ,” an amendment of SFAS No.133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. Any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

                SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

                In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

                This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006.

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                Management does not believe that SFAS No. 155 and No. 156 will have an impact on our financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements included elsewhere herein.

                In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

                In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its financial statements.

NOTE 3 – DEVELOPMENT STAGE COMPANY/GOING CONCERN

                The Company has not begun principal operations and as is common with a company in the development stage, the Company has no source of revenues. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 – INCOME TAXES

                As of August 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $115,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (continued)

2006
Net Operating Losses	$115,000
Valuation Allowance	(115,000)

$—

                The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

2006
Provision (Benefit) at US Statutory Rate	$115, 000
Increase (Decrease) in Valuation Allowance	(115,000)

$—

                The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 5 – RELATED PARTY TRANSACTIONS

                As of August 31, 2008, all activities of the Company have been conducted by corporate officers from business offices located in New York State and California. There are no commitments for any operating or capital leases for executive or corporate offices.

                On November 1, 2007, the Company acquired an exclusive, worldwide source code master license to the Zuma Suite from 3dMaxMedia Technologies & Healthcare, Inc. (“3d MaxMedia”) The President of the Company, owns approximately 74% of the issued and outstanding Common Stock of 3d MaxMedia as well as approximately 84% of the issued and outstanding shares of Common Stock and options to purchase common stock of Zuma 360.

                While a related-party transaction, the Board of Directors of the Company believes that the purchase price and royalty terms are fair.

                The principal terms of the license agreement require a one time payment of a license fee of $500,000 and an on-going royalty of 2% of adjusted gross sales up to $2,000,000 and 1% thereafter.

                No payments are required under the license agreement until the Company’s cash and cash equivalents exceed $3,500,000 and the current ratio of the Company exceeds 4:1. Similarly the royalty is not payable unless and until the earnings before interest, taxes, depreciation and amortization is greater than $1,000,000 and the Company’s working capital is greater than $2,000,000.

                During the period from April 11, 2007 (inception) to August 31, 2008, an officer and director has loaned the Company $69,785 to pay general and administrative expenses. The loans are due on demand.

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS

                On April 11, 2007, the Company adopted the 2007 stock option plan for the grant of options intended to qualify as “incentive stock options” among others. The total number of shares of common stock reserved for issuance under the plan is 5,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At August 31,2008, options to purchase 3,316,046 shares of common stock were outstanding under the 2007 plan.

                The Plan is administered by the Board of Director’s, which selects the eligible persons to whom options are awarded, determines the number of shares subject to each option, the exercise price and the period during which options are exercisable. Each option granted under the Plan is evidenced by a written agreement by the Company and the grantee. Grants may be issued to employees (including officers) and directors of the Company as well as to certain consultants and advisors.

                The exercise price for options granted under the plan is required to be no less than the fair market value of the common stock on the date the option is granted, except that options granted to 10% stockholders, are required to have an exercise price of not less than 110% of the fair market value of the Common Stock at the date of grant. Incentive stock options granted have a maximum term of ten years.

                For the period from inception through November 30, 2007, options to purchase 3,316,046 were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted. During the period from inception through November 30, 2007, the Company recognized compensation expense of $154,299 related to the stock options. The following assumptions were used in the fair value calculations:

                Risk free rate – 4.56%
                Expected term – 4.5 to 7.5 years
                Expected volatility of stock – 150%
                Expected dividend yield – 0%

                The following table summarizes the information with respect to options granted, outstanding and exercisable as of May 31, 2008 under the 2007 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable

$.05	1,744,186	4	$.05	879,360
$.05	697,674	9	$.05	351,744
$.05	839,186	9	$.05	839,186
$.10	10,000	9	$.10	10,000
$.25	10,000	9	$.25	10,000
$.50	15,000	9	$.50	15,000

ZUMA360 SOFTWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – COMMON STOCK TRANSACTIONS

                The Company was incorporated to allow for the issuance of up to 75,000,000 shares of Common Stock of $.00001 par value. At inception, the Company issued 17,355,814 shares of common stock to its founders for services performed on the Company’s behalf during its formation. This transaction was valued at $5,000.

                In November, 2007, the Company issued 870,000 shares of common stock as follows:

Issued To:	Number of Shares	Expense

Advisory Board	190,000	$9,500
Board of Directors	225,000	$11,250
Consultants and Other Advisors	455,000	$22,750

NOTE 8 - COMMITMENTS

                The Company entered into an employment agreement with its President. The agreement expires in 2010 and is automatically renewable for successive two year periods unless six months written notice is given by either party not to renew the agreement. The agreement calls for a base salary of $6,000 per month until the Company receives $200,000 in equity investments and increases in stages up to $11,000 per month when the Company receives up to $2,000,000 in equity investments.

                The Company has also entered into an employment agreement with its Chief Financial Officer. The agreement expires in 2010 and is automatically renewable for successive two year periods unless six months written notice is given by either party not to renew the agreement. The agreement calls for a base salary of $2,500 per month until the Company receives $200,000 in equity investments and increases in stages up to $6,000 per month when the Company receives up to $2,000,000 in equity investments.

                At August 31, 2008 the Company had accrued salaries of approximately $129,695 related to these agreements.

NOTE 9 – UNCERTAIN TAX POSITIONS

                Effective April 11, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At November 30, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

                Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the period from April 11, 2007 to November 30, 2007. The following describes the open tax years, by major tax jurisdiction, as of November 30, 2007:

United States (a)	2006

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in ITEM #2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Quarterly Report and factors described in various documents including Offering documents and other documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

Overview

We provide a comprehensive suite of state-of-the-art real-time 3D animation software (the “Zuma Suite”) addressed to four main markets: 3D music visualization, 3D-interactive advertising, synchronized 3D multimedia entertainment, and 3D gaming experiences. The various products that comprise the Zuma Suite operate on the Internet and in stand-alone applications, as well as for Location Based Entertainment (LBE).

We were incorporated in Delaware in April 2007. We are a development stage company and have had limited business operations. For the period from inception through August 31, 2008, the Company concentrated its efforts on creating an operational business model to be prepare for the growth of its business and revenue stream as the expected result of the acquisition of a master license of its core software from 3DMaxMedia on November 1, 2007.

Those activities included, but were not limited to, establishment of an advisory board, election and selection of a group of independent Board of Directors whose collective business experience the Company believes will add significant strength to its management team, modifying and enhancing the licensed technology, meeting with potential users of the technology in various market segments, and conducting favorable market research regarding the software, and other pre-marketing activities.

Since that time, due to budgetary constraints the Company has only conducted minimal efforts to further develop its products and prepare for online distribution of them as they each become ready to market. In the quarter ended August 31, 2008, the Company entered into agreements with two marketing Firm’s to commence distribution of the Company’s service offerings on a commission basis. As of October 10, 2008, there are a total of 5 independent representatives who have begun to market the Company’s product line while simultaneously undergoing product and technology training.

Acquisition of License

On November 1, 2007, we acquired an exclusive, worldwide source code master license (the “License”) to the Zuma Suite from 3DMaxMedia Technologies & Healthcare, Inc. (“3DMaxMedia”). Our license is perpetual and enables unrestricted access to the source code, object code and any derivative products, and furthermore may incorporate any extensions, features, modifications, enhancements, and/or plug-ins at our sole discretion. Srini Vasan, who is the President, CEO, and a director of our Company, owns approximately 74% of the outstanding shares of Common Stock of 3DMaxMedia, as well as approximately 84% of the outstanding shares of Common Stock and options to purchase Common Stock of Zuma360. In exchange for the License, we agreed to pay 3DMaxMedia a one-time License Fee of $500,000, and an ongoing royalty of 2% of adjusted gross sales up to $2 million, and 1% thereafter. The License Fee is not payable unless and until our cash and cash equivalents exceed $3.5 million and our Current Ratio reaches 4:1. Thus, even if this offering for the 2,500,000 Units is fully subscribed, no payment towards the License Fee would be due. Similarly, the ongoing royalty does not become payable unless and until both our EBIDTA (earnings before interest, depreciation, taxes and amortization) is greater than $1 million and our working capital is greater than $2 million.

In exchange for the License Fee and Royalty, we acquired all rights to the Zuma Suite, which includes the full unrestricted rights to the usage of Zuma name and trademark, the source code, the proprietary technological know how that has been maintained by 3DMaxMedia as its trade secret, and certain content assets that 3DMaxMedia had developed and tested. The content assets are collectively known as Zuma Scenes which consist of various Zuma digital resources including but not limited to bitmaps, images, and Zuma 3D digital objects which are programmable.

Our Products and the Markets They Address

We provide a comprehensive suite of state-of-the-art real-time 3D animation software (the “Zuma Suite”) addressed to four main markets: 3D music visualization, 3D-interactive advertising, synchronized 3D multimedia entertainment, and 3D gaming experiences. The various products that comprise the Zuma Suite operate on the Internet and in stand-alone applications, as well as being able to service Location Based Entertainment (LBE) enterprises. The Zuma Suite currently consists of the products listed in the following table, which are either currently available or are in the development stage as noted. We intend to use a substantial portion of the proceeds of this offering to market and enhance these products, as well as develop new products to add to the Zuma Suite.

Product	Description

Zuma Pro

This product was developed for individual users, VJs and small venues. It employs an extremely powerful real-time 3D production engine, which allows the users to create highly interactive, quick-moving 3D scenes in a very short time frame. Zuma Pro 4.0 is our latest version and is available for download both as a 21-day fully-featured free trial version, and as a licensed full version.

Zuma Live	This product was developed for multiplayer use and medium-sized venues. It is a Microsoft .NET based 3D production engine, and has built-in online multi-player capabilities with additional functionalities and features. Zuma Live consist of 2 components : Zuma Live client and Zuma Live Server. These 2 components will be sold separately.

Zuma Lite

This product is for screensavers and OEM bundles, and what is referred to as a Player version of Zuma Live. Zuma Lite has all the features of Zuma Live excluding its authoring capabilities. Zuma Lite has a screensaver authoring version which allows creation of real-time 3D animated screen savers. It also comes as an OEM version targeted mostly towards hardware and software vendors as a bundling offer.

Zuma Active X

This product was developed for web content authoring. It contains a lightweight, Active-X module of Zuma Live which is embeddable onto any web page or web browser such as Internet Explorer with the full online capabilities of Zuma Live.

Zuma 360.LBE	This product was designed and developed for theme parks and other permanent Location based entertainment ( LBE) sites.

Zuma 360.RAD

This Product is being designed and developed for game authoring for both online and stand-alone game authoring. It contains a complete implementation of the Zuma driven game engine development tool, which allows game developers to create real-time 3D games targeted towards online casual gaming.

Each of the four major market segments that our products serve has certain unique problems for which one or more of our products are designed to be a cost-effective solution:

In the Music Visualization space, the problems include end-user boredom with flat 2D music visualizers that are far less engaging than true 3D. Zuma solves the problem of boring, flat 2D music visualizers that are not in true 3D space and are without interactive controls.

In the “Casual” Gaming space, the problems include high cost of development of prototype of 3D animation, lengthy development cycles and lack of ability to make the content dynamically change without major programming efforts. Zuma solves the problems of tedious development and prototyping of 3D animations by game developers, gamer fatigue of same visuals for given music or sound effect, and high development costs.

In the Internet Advertising space, there is a lack of cost effective compelling graphics with true 3D features and realtime 3D interactivity. Zuma provides a compelling enhancement with true 3D features and real-time 3D interactivity to hold the attention of online users, and slashes the cost and time to develop such internet advertising content.

In the Location Based Entertainment (LBE) space, some of the major problems include high development cost and lengthy content development lifecycle. Zuma solves the problems of high development cost and time required for custom themed attraction and special event content, and provides a feature-rich platform for totally synchronized multiplayer, multimedia immersive experiences.

Development of Implementation Strategies and Identification of Core Market Opportunities

The Company has assembled a diverse group of outside directors and members of an independent advisory board with significant experience in the internet arena including but not limited to academicians, attorneys, entrepreneurs, and pioneers in the entertainment industry.

In reviewing the underlying technology and functionality of the Zuma product line, the Company determined that it will actively pursue the following four market segments as best suited for the robust nature of our products: internet advertising, online gaming, location based entertainment, and music visualization.

The various products that comprise the Zuma Suite operate on the Internet and in stand-alone applications, as well as being able to service Location Based Entertainment (LBE) enterprises. The Zuma Suite currently consists of the Zuma Pro, Zuma Live, Zuma Lite, Zuma Active X, Zuma LBE and Zuma RAD. Zuma Pro is currently available for purchase and Zuma Active X, Zuma Lite and Zuma Live are in different stages of early beta testing. Products under beta test phase are not fully ready for a commercial release. We intend to use a substantial portion of the proceeds of this offering to market and enhance these products, as well as develop new products to add to the Zuma Suite.

Management believes that these efforts will assist them in carrying out their business plan and model on a more efficient and profitable basis.

Unaudited Results of Operations for the period ending August 31, 2008

The following discussion analyzes our unaudited results of operations for the period from December 1, 2007 to August 31,2008. The following information should be considered together with our consolidated financial statements for the period ending August 31, 2008 and accompanying notes to statement of accounts.

We incurred a net loss of $121,384 on zero net revenue for the nine month period ending August 31, 2008.

Net Loss for the three month period ending August 31, 2008 :

Revenues	$0

Salaries	$25,500

Compensation expense of stock and stock options	$-

General & Administrative	$17,278

Net loss from Operations	$(42,778)

Basic & Diluted Earnings Per Share	$(0.00)

Weighted Average Shares	18,225,814

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the fiscal year ending August 31, 2008.

Expenses:    The following amounts represent the most significant components of expenses for the period ending August 31, 2008:

a) Salaries of $25,500 which includes our two key employees: President & CEO, and Chief Financial Officer.

b) General & administrative expenses of $17,278.

Liquidity and Capital Resources for the period ending August 31, 2008 (unaudited)

We had cash on hand of approximately $10,827 as of August 31, 2008. We have not begun principal operations and as is common with a company in the development stage, the Company has no revenues.

Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in our planned activities. Management’s principal strategy to accomplish that task is through the equity funding that it anticipates receiving from this Offering, which will enable the Company to meet its goals of completing the rapid development and enhancement of the various product components that comprise the ZUMA Suite, and implementing a vigorous sales and marketing effort through both the internet and the recruitment of a direct-sales team.

Since approximately November 2007, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized advances from management and limited our activities to making only critical updates and bug fixes to our software products, paying our internet service provider, and keeping our e-commerce payment system operable. We also have been deferring management salaries, and utilizing lower-cost, but lower-level, programmers from Russia, Eastern Europe, and India. With these cost-cutting efforts, we believe that even if our S1 Offering fails to raise any money for the Company, we could continue in operation for at least the next twelve months. We would continue to defer management salaries and scale back product development and enhancements. One of the principal products in our ZUMA Suite, Zuma Pro, is currently ready and available for online sales. Based upon our market research and the demonstrations we have performed for key customer targets, we believe that our products will be well received and commercially viable.

During the period April 11, 2007 (inception) to August 31, 2008, an Officer and Director of the Company has loaned the Company $69,785 to pay general and administrative expenses. In addition, $129,695 has been accrued as outstanding salaries payable as of August 31, 2008 .

Our ability to continue in business as a viable going concern can only be achieved when our revenues have reached a level that sustains our business operations. The key product of our ZUMA Suite, Zuma Pro, is now ready and available for internet sales. Other components of the suite, Zuma Active X, and Zuma Live, are available for sale. While it is impossible to predict the amount of revenues, if any, that we may receive from sales of these products, we have had favorable customer response to our demonstrations from some of our potential key clients, and anticipate being able to receive proceeds to supplement operations. Even without any significant marketing, advertising, or search engine optimization expenses, we have received over 100 inquiries for our beta products, and an equal number of trial version downloads. Even with product sales, we will require proceeds from our S1 Offering to implement fully our Business Plan. Among other things, w e need to hire high-level programmers from the United States to implement the full functionality of our products, as well as hire a sales force to contact directly our projected customer base. There can be no assurance that our planned S1 Offering will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business /plan to aggressively develop, complete, and market the various products that will comprise the ZUMA Suite, or that our contingency plans for scaled back operations if the Offering is unsuccessful, will work. In that situation, we may not be able to continue our operations and our business might fail, and you may lose your entire investment.

Off-Balance Sheet Arrangements

                We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures that is material to stockholders.

Critical Accounting Policies

                Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

                We have adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “ Share-Based Payment” (“SFAS 123(R)”). In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “ Share-Based Payment ” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

                We have used  Black-Scholes option-pricing model to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Compensation expense for unvested options granted to non-employees in previous periods is revalued at each period end and is being amortized over the vesting period of the options.

Recently Issued Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”).

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities

Management does not believe that SFAS No. 155 and No. 156 will have an impact on our financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements included elsewhere herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 8/31/2008 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from the disclosures in the Company’s Registration Statement as amended and Filed on Form S-1 on July 22, 2008 and declared effective on  July 25, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. . Submission of Matters to a Vote of Company's Stockholders

None

ITEM 6. Exhibits.

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/ 15d-14(a)

(31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/ 15d-14(a)

(32.1) Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2) Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto and duly authorized.

Zuma360 Software, Inc.

(Registrant)

By:	/s/ Srini Vasan

Name	Srini Vasan
Title::	Chairman and Chief Executive Officer

By:	/s/ Howard Messer

Name	Howard Messer
Title:	Chief Fiancial Officer